Form 10-Q
period 1996-06-30
ATRIA SOFTWARE INC /MA/
filed 1996-08-13
CIK 920984

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                            ----------------------
                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended               June 30, 1996               .
                               -------------------------------------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period                    to                              .
                          ----------------------------------------------------

                        Commission File Number 0-23720
                                               -------


                             Atria Software, Inc.
          ----------------------------------------------------------
            (Exact Name of Registrant as Specified in its Charter)


       Massachusetts                                       04-3072943
- ----------------------------                    -------------------------------
  (State of Incorporation)                     (IRS Employer Identification No.)


             20 Maguire Road, Lexington, Massachusetts 02173-3104
          ----------------------------------------------------------
              (Address of Principal Executive Offices) (Zip COde)


                                (617) 676-2400
               -------------------------------------------------
                    (Telephone Number, Including Area Code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.  YES  X   NO____
                      -----

As of August 6, 1996 there were 14,390,387 shares of Common Stock, $.01 par value, outstanding.

                             ATRIA SOFTWARE, INC.

                              INDEX TO FORM 10-Q

                                                                        Page No.
PART I - FINANCIAL INFORMATION
- ------------------------------


       Condensed Consolidated Balance Sheets                                3
         at June 30, 1996 and December 31, 1995


       Condensed Consolidated Statements of Operations                      4
         for the Three Months and Six Months Ended June 30, 1996
         and June 30, 1995


       Condensed Consolidated Statements of Cash Flows                      5
         for the Six Months Ended June 30, 1996
         and June 30, 1995


       Notes to Condensed Consolidated and Financial
         Statements                                                         6


       Management's Discussion and Analysis of                              7
         Financial Condition and Results of Operations


PART II - OTHER INFORMATION
- ---------------------------


       Item 4.  Submission of Matters to Vote of Securityholders           12


       Item 6.  Exhibits and Reports on Form 8-K                           12


       Signatures                                                          13

                             ATRIA SOFTWARE, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                   (In thousands, except for share amounts)

                                                                                          June 30,                December 31,
                                                                                            1996                      1995
                                                                                       ---------------          ----------------
                                                                                         (Unaudited)
                                                              ASSETS
Current assets:
  Cash and cash equivalents                                                                 $ 24,006                  $ 18,459
  Available-for-sale securities                                                             $ 23,105                    22,640
  Accounts receivable-trade, net of allowance for doubtful accounts of $628 and $320           6,195                     4,700
  Prepaid expenses                                                                               952                       384
  Deferred taxes                                                                               1,515                     1,515
  Other current assets                                                                           654                       462
                                                                                       ---------------          ----------------
Total current assets                                                                          56,427                    48,160

Property and equipment, net                                                                    4,421                     3,026

Other assets, net                                                                                846                       786
                                                                                       ---------------          ----------------
Total assets                                                                                $ 61,694                  $ 51,972
                                                                                       ===============          ================

                                               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                          $    609                  $    850
  Accrued payroll and other related expenses                                                   3,117                     2,647
  Accrued other                                                                                6,346                     5,752
  Deferred revenue                                                                             7,415                     5,012
  Income tax payable                                                                             ---                     1,225
                                                                                       ---------------          ----------------
Total current liabilities                                                                     17,487                    15,486

Deferred revenue                                                                                 468                       342

Deferred rent                                                                                    111                       123

Stockholders' equity:
  Preferred stock, $1.00 par value, 2,000,000 shares authorized; none issued                     ---                       ---
  Common stock, $.01 par value, 50,000,000 shares authorized; 14,372,812 and
   14,194,544 shares issued at June 30, 1996 and December 31, 1995                               144                       142
  Additional paid-in capital                                                                  32,733                    29,643
  Retained earnings                                                                           10,749                     6,232
  Unrealized gain from available-for-sale securities                                               2                         2
  Cumulative foreign currency translation adjustment                                             ---                         2
                                                                                       ---------------          ----------------
Total stockholders' equity                                                                    43,628                    36,021
                                                                                       ---------------          ----------------
Total liabilities and stockholders' equity                                                  $ 61,694                  $ 51,972
                                                                                       ===============          ================

           See notes to condensed consolidated financial statements.

                             ATRIA SOFTWARE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except for per share amounts)
                                  (Unaudited)

                                        THREE MONTHS ENDED              SIX MONTHS ENDED
                                              JUNE 30                       JUNE 30
                                   --------------------------     ------------------------
                                        1996           1995            1996         1995
                                   -----------    -----------     -----------  -----------
Revenue:
  License fees                        $10,839        $ 6,858         $20,479      $12,869
  Services                              4,657          2,351           8,519        4,360
                                   -----------    -----------     -----------  -----------
                                       15,496          9,209          28,998       17,229
                                   -----------    -----------     -----------  -----------

Cost of Revenue:
  License fees                            309            218             462          333
  Services                              1,382            760           2,751        1,441
                                   -----------    -----------     -----------  -----------
                                        1,691            978           3,213        1,774
                                   -----------    -----------     -----------  -----------

Gross profit                           13,805          8,231          25,785       15,455
                                   -----------    -----------     -----------  -----------

Operating expenses:
  Research and development              2,859          1,833           5,413        3,405
  Sales and marketing                   6,524          4,099          12,243        7,662
  General and
   administrative                       1,115            687           2,083        1,287
                                   -----------    -----------     -----------  -----------
                                       10,498          6,619          19,739       12,354
                                   -----------    -----------     -----------  -----------

Income from operations                  3,307          1,612           6,046        3,101
                                   -----------    -----------     -----------  -----------

Dividend and interest
 income                                   449            406             903          711
                                   -----------    -----------     -----------  -----------
Income before income
 taxes                                  3,756          2,018           6,949        3,812
                                   -----------    -----------     -----------  -----------
Provision for income
 taxes                                  1,315            606           2,432        1,144
                                   -----------    -----------     -----------  -----------

Net income                            $ 2,441        $ 1,412         $ 4,517      $ 2,668
                                   ===========    ===========     ===========  ===========


Net income per share                  $   .16        $   .09         $   .30      $   .18
                                   ===========    ===========     ===========  ===========

Weighted average number
 of common and dilutive
 common equivalent shares
 outstanding                           15,410         15,024          15,310       14,978
                                   ===========    ===========     ===========  ===========

           See notes to condensed consolidated financial statements.

                             ATRIA SOFTWARE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                            SIX MONTHS ENDED
                                                                 JUNE 30
                                                         ----------------------
                                                            1996         1995
                                                         ---------    ---------
Operating activities:
 Net income                                              $  4,517     $  2,668
 Adjustments to reconcile net income to
  net cash provided by operating activities:
   Depreciation and amortization                            1,549          813
   Allowance for doubtful accounts                            308          150
   Loss on sale of property and equipment                      13
   Tax benefit from stock options exercised                 1,540          400
   Changes in operating assets and liabilities:
    Accounts receivable                                    (1,875)      (1,517)
    Prepaid expenses                                         (568)         (51)
    Other current assets                                     (195)        (122)
    Other assets                                              (80)         (27)
    Accounts payable                                         (241)          59
    Accrued payroll and other related expenses                471          624
    Accrued other                                             613          879
    Income tax payable                                     (1,225)        (472)
    Deferred revenue                                        2,539          473
    Deferred rent                                               2           --
    Other, net                                                 89          (17)
                                                         ---------    ---------
Total adjustments                                           2,940        1,192
                                                         ---------    ---------
Net cash provided by operating activities                   7,457        3,860
                                                         ---------    ---------

Investing activities:
  Purchase of available-for-sale securities                (3,100)     (10,274)
  Proceeds from sale of available-for-sale securities       2,540        9,657
  Proceeds from sale of property and equipment                 28           --
  Purchase of property and equipment                       (2,886)      (1,237)
                                                         ---------    ---------
Net cash used in investing activities                      (3,418)      (1,854)
                                                         ---------    ---------

Financing activities:
  Issuance of common stock                                  1,552          381
  Purchase of treasury stock                                   --          (10)
                                                         ---------    ---------
Net cash provided by financing activities                   1,552          371
                                                         ---------    ---------
Effect of foreign currency exchange rate changes
 on cash                                                      (44)          17

Net increase in cash and cash equivalents                   5,547        2,394

Cash and cash equivalents at beginning of period           18,459       11,530
                                                         ---------    ---------

Cash and cash equivalents at end of period               $ 24,006     $ 13,924
                                                         =========    =========

           See notes to condensed consolidated financial statements.

                             ATRIA SOFTWARE, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Atria Software, Inc. (the "Company") was incorporated in Massachusetts on January 11, 1990. The Company develops, markets and supports software that facilitates the management of complex software development, enhancement and maintenance. The Company also provides a comprehensive range of services, including customer support, training and consulting.

     CONSOLIDATION POLICY

          The accompanying condensed consolidated financial statements include the accounts of Atria Software, Inc. and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated.

     INTERIM FINANCIAL STATEMENTS

          The condensed consolidated balance sheet at June 30, 1996 and condensed consolidated statements of operations for the three and six month periods ended June 30, 1996 and 1995 are unaudited and, in the opinion of management, include all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of results for these interim periods. Certain information and footnote disclosures normally included in the Company's annual consolidated financial statements have been condensed or omitted. The results of operations for the interim period ended June 30, 1996 are not necessarily indicative of the results to be expected for the entire year. The balance sheet at December 31, 1995 contained herein has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. It is suggested that these interim condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1995, which are contained in the Company's 1995 Annual Report to Stockholders.

     STOCK SPLIT

          On August 10, 1995, the Company's Board of Directors approved a two-for-one stock split effected in the form of a 100% stock dividend that was payable on September 18, 1995 to stockholders of record as of August 28, 1995. Accordingly, all presentations of shares outstanding and amounts per share have been restated to reflect the split. The par value of the additional shares issued was transferred from additional paid-in capital to common stock.

     INCREASED NUMBER OF AUTHORIZED SHARES OF COMMON STOCK

          On May 1, 1996, the stockholders of the Company approved an amendment to the Company's Restated Articles of Organization to increase the number of authorized shares of the Company's common stock from 25,000,000 to 50,000,000.

     PROPOSED MERGER WITH PURE SOFTWARE INC.

          On June 6, 1996, the Company entered into an Agreement and Plan of Reorganization (the "Agreement") with Pure Software Inc. ("Pure"), a publicly-held company that develops, markets and supports a comprehensive, integrated suite of software products that are designed to enable the production of reliable, high-quality software and improve the software development process. Under the terms of the Agreement, Pure will issue
     1.544615 shares of common stock for each outstanding share of the Company's common stock. In addition, each outstanding option or right to purchase the Company's common stock under the Company's various stock option and stock purchase plans will be assumed by Pure and will become an option or right to purchase Pure's common stock after giving effect to the 1.544615 exchange ratio. Consummation of the merger contemplated by the Agreement is conditioned upon the affirmative vote of each company's stockholders, among other conditions. The Board of Directors of the Company has unanimously approved the Agreement and transactions contemplated thereby. A special meeting of the Company's stockholders is scheduled to be held on August 23, 1996 to consider and vote upon the proposed Agreement and other related matters. The terms of the proposed merger between the Company and Pure, including conditions required to be satisfied in order to consummate the transactions and certain Risk Factors to be considered in evaluating the proposed transaction are set forth in detail in the Company's Prospectus/Joint Proxy Statement dated July 26, 1996. These financial statements should be considered in conjunction with the matters described in the Prospectus/Joint Proxy Statement dated July 26, 1996.

                             ATRIA SOFTWARE, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This discussion of the Company's Results of Operations should be read in conjunction with the terms of the proposed merger transaction with Pure Software Inc., which are described in detail in the Prospectus/Joint Proxy Statement dated July 26, 1996, including the satisfaction of conditions of the transaction as well as the Risk Factors set forth therein.

RESULTS OF OPERATIONS

     The following table sets forth certain condensed consolidated financial data as a percentage of total revenue for the periods indicated.

                                                        THREE MONTHS ENDED JUNE 30,                 SIX MONTHS ENDED JUNE 30,
                                                        1996                  1995                  1996                1995
                                                    ------------          ------------          ------------        -----------
Revenue:
          License fees                                    69.9%                 74.5%                 70.6%              74.7%
          Services                                        30.1%                 25.5%                 29.4%              25.3%
                                                    ------------          ------------          ------------        -----------
                                                         100.0%                100.0%                100.0%             100.0%
                                                    ------------          ------------          ------------        -----------
Cost of revenue:
          License fees                                     2.0%                  2.4%                  1.6%               1.9%
          Services                                         8.9%                  8.2%                  9.5%               8.4%
                                                    ------------          ------------          ------------        -----------
                                                          10.9%                 10.6%                 11.1%              10.3%
                                                    ------------          ------------          ------------        -----------

Gross Profit                                              89.1%                 89.4%                 88.9%              89.7%
                                                    ------------          ------------          ------------        -----------
Operating expenses:
          Research and development                        18.4%                 19.9%                 18.7%              19.8%
          Sales and marketing                             42.1%                 44.5%                 42.2%              44.5%
          General and administrative                       7.2%                  7.5%                  7.2%               7.4%
                                                    ------------          ------------          ------------        -----------
                                                          67.7%                 71.9%                 68.1%              71.7%
                                                    ------------          ------------          ------------        -----------
Income from operations                                    21.4%                 17.5%                 20.8%              18.0%
Dividend and interest income                               2.9%                  4.4%                  3.1%               4.1%
                                                    ------------          ------------          ------------        -----------
Income before income taxes                                24.3%                 21.9%                 23.9%              22.1%
                                                    ------------          ------------          ------------        -----------
Provision for income taxes                                 8.5%                  6.6%                  8.4%               6.6%
                                                    ------------          ------------          ------------        -----------

Net income                                                15.8%                 15.3%                 15.5%              15.5%
                                                    ============          ============          ============        ===========
Gross margins:
          License fees                                    97.1%                 96.8%                 97.7%              97.4%
          Services                                        70.3%                 67.7%                 67.7%              66.9%
                                                    ------------          ------------          ------------        -----------
                                                          89.1%                 89.4%                 88.9%              89.7%
                                                    ============          ============          ============        ===========

THREE MONTHS ENDED JUNE 30, 1996 AND 1995

     REVENUE. Total revenue increased 68% to $15,496,000 in the three months ended June 30, 1996 compared to $9,209,000 in the three months ended June 30, 1995. Revenue growth was affected by expanded sales and marketing activities as well as expanded product offerings. Approximately 95% of the Company's total revenue in the three months ended June 30, 1996 was attributable to the Company's direct sales force compared with approximately 93% in the three months ended June 30, 1995. This increase was primarily due to the expansion of the direct sales force. Revenue from customers outside North America increased to approximately 23% of total revenue in the three months ended June 30, 1996 compared to approximately 20% in the three months ended June 30, 1995. This increase is the result of the Company's continuing penetration of international markets, primarily in Europe through the efforts of its direct sales force located in the United Kingdom, France and Germany.

     License fee revenue increased 58% to $10,839,000 in the three months ended June 30, 1996 compared to $6,858,000 in the three months ended June 30, 1995. The principal reason for this increase was the continued increase in customer acceptance of the Company's products, which the Company believes was strengthened by releases of new versions of the

Company's Windows products as well as expansion of platform support for the UNIX-based products. This increased customer acceptance resulted in an expansion of the customer base as well as strong repeat orders from existing customers.

     Services revenue increased 98% to $4,657,000 in the three months ended June 30, 1996 compared to $2,351,000 in the three months ended June 30, 1995. The increase in services revenue was primarily attributable to increased software maintenance, training and consulting revenue that was realized principally as a result of the growth in the installed base. To date, substantially all of the Company's direct customers have purchased annual service contracts on initial sale and have renewed such contracts upon expiration.

     COST OF REVENUE. Total cost of revenue increased 73% to $1,691,000 in the three months ended June 30, 1996 compared to $978,000 in the three months ended June 30, 1995, and increased as a percentage of total revenue to 10.9% from 10.6%.

     Cost of license fee revenue consists of the cost of product packaging, documentation and tapes that are shipped to customers, and royalties payable upon the license of products for which another party is entitled to receive compensation. Such royalties are incurred on a per license basis and are included in cost of revenue in the period in which the associated revenue is recognized. The Company is not currently obligated to pay any minimum royalty amounts to third parties. Cost of license fee revenue increased 42% to $309,000 in the three months ended June 30, 1996 compared to $218,000 in the three months ended June 30, 1995 and decreased as a percentage of license fee revenue to 2.9% from 3.2%. This percentage decrease is primarily due to a decrease in royalty expense offset by a slight increase in material costs due to variances in product mix and customers' utilization of camera-ready documentation. Royalty expense as a percentage of license fee revenue decreased slightly in the three months ended June 30, 1996 versus the three months ended June 30, 1995. To date, the Company has not capitalized any software development costs.

     Cost of services revenue consists principally of personnel costs for training, consulting and customer support. Cost of services revenue increased 82% to $1,382,000 in the three months ended June 30, 1996 compared to $760,000 in the three months ended June 30, 1995 and decreased as a percentage of services revenue to 29.7% from 32.3%. The decrease is the net result of higher costs due primarily to increased staffing of the Company's customer support and training organizations in the United States and Germany offset by higher services revenue.

     RESEARCH AND DEVELOPMENT. Research and development expenses, consisting primarily of salaries, benefits and related costs, increased 56% to $2,859,000 in the three months ended June 30, 1996 compared to $1,833,000 in the three months ended June 30, 1995 and decreased as a percentage of total revenue to 18.4% from 19.9%. This increase in research and development expenses resulted primarily from growth in the research and development staff for the continued development of new software products, as well as the enhancement and support of existing products. To date, the Company has not capitalized any software development costs.

     SALES AND MARKETING. Sales and marketing expenses, consisting primarily of salaries, commissions and promotional costs, increased 59% to $6,524,000 in the three months ended June 30, 1996 compared to $4,099,000 in the three months ended June 30, 1995 and decreased as a percentage of total revenue to 42.1% from 44.5%. This increase in sales and marketing expenses was primarily due to an increase in the number of sales and marketing personnel, an increase in the amount of sales commissions associated with increased revenue and an increase in promotional spending.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses, consisting primarily of the corporate, finance, and administrative expenses of the Company, increased 62% to $1,115,000 in the three months ended June 30, 1996 compared to $687,000 in the three months ended June 30, 1995, but decreased as a percentage of total revenue to 7.2% from 7.5%. This increase in general and administrative expenses was primarily due to an increase in the number of financial and administrative personnel required to build and maintain an infrastructure to support the Company's growth.

     DIVIDEND AND INTEREST INCOME. Dividend and interest income, consisting of dividends and interest earned on the Company's excess cash balances, increased 11% to $449,000 in the three months ended June 30, 1996 compared to $406,000 in the three months ended June 30, 1995. This increase is due to an increase in the average cash balance invested during the three months ended June 30, 1996, which was primarily due to higher cash generated by operations.

     PROVISION FOR INCOME TAXES. The provision for income taxes was $1,315,000 in the three months ended June 30, 1996 and $606,000 in the three months ended June 30, 1995 representing 35% and 30% of pretax income, respectively. The provision for the three months ended June 30, 1995 was lower than the three months ended June 30, 1996 due primarily to tax benefits resulting from the utilization of research and development tax credits.

SIX MONTHS ENDED JUNE 30, 1996 AND 1995

     REVENUE. Total revenue increased 68% to $28,998,000 in the six months ended June 30, 1996 compared to $17,229,000 in the six months ended June 30, 1995. Revenue growth was affected by expanded sales and marketing activities as well as expanded product offerings. Approximately 94% of the Company's total revenue in the six months ended June 30, 1996 was attributable to the Company's direct sales force compared with approximately 92% in the six months ended June 30, 1995. This increase was primarily due to the expansion of the direct sales force. Revenue from customers outside North America increased to approximately 22% of total revenue in the six months ended June 30, 1996 compared to approximately 20% in the six months ended June 30, 1995. This increase is the result of the Company's continuing penetration of international markets, primarily in Europe through the efforts of its direct sales force located in the United Kingdom, France and Germany.

     License fee revenue increased 59% to $20,479,000 in the six months ended June 30, 1996 compared to $12,869,000 in the six months ended June 30, 1995. The principal reason for this increase was the continued increase in customer acceptance of the Company's products, which the Company believes was strengthened by releases of new versions of the Company's Windows products as well as expansion of platform support for the UNIX-based products. This increased customer acceptance resulted in an expansion of the customer base as well as strong repeat orders from existing customers.

     Services revenue increased 95% to $8,519,000 in the six months ended June 30, 1996 compared to $4,360,000 in the six months ended June 30, 1995. The increase in services revenue was primarily attributable to increased software maintenance, training and consulting revenue that was realized principally as a result of the growth in the installed base. To date, substantially all of the Company's direct customers have purchased annual service contracts on initial sale and have renewed such contracts upon expiration.

     COST OF REVENUE. Total cost of revenue increased 81% to $3,213,000 in the six months ended June 30, 1996 compared to $1,774,000 in the six months ended June 30, 1995, and increased as a percentage of total revenue to 11.1% from 10.3%.

     Cost of license fee revenue increased 39% to $462,000 in the six months ended June 30, 1996 compared to $333,000 in the six months ended June 30, 1995 and decreased as a percentage of license fee revenue to 2.3% from 2.6%. This percentage decrease is primarily due to a decrease in royalty expense offset by a slight increase in material costs due to variances in product mix and customers' utilization of camera-ready documentation. Royalty expense as a percentage of license fee revenue decreased slightly in the six months ended June 30, 1996 versus the six months ended June 30, 1995. To date, the Company has not capitalized any software development costs.

     Cost of services revenue increased 91% to $2,751,000 in the six months ended June 30, 1996 compared to $1.441,000 in the six months ended June 30, 1995 and decreased as a percentage of services revenue to 32.3% from 33.1%. The decrease is the net result of higher costs due primarily to increased staffing of the Company's customer support and training organizations in the United States and Germany offset by higher services revenue.

     RESEARCH AND DEVELOPMENT. Research and development expenses increased 59% to $5,413,000 in the six months ended June 30, 1996 compared to $3,405,000 in the six months ended June 30, 1995 and decreased as a percentage of total revenue to 18.7% from 19.8%. This increase in research and development expenses resulted primarily from growth in the research and development staff for the continued development of new software products, as well as the enhancement and support of existing products.

     SALES AND MARKETING. Sales and marketing increased 60% to $12,243,000 in the six months ended June 30, 1996 compared to $7,662,000 in the six months ended June 30, 1995 and decreased as a percentage of total revenue to 42.2% from 44.5%. This increase in sales and marketing expenses was primarily due to an increase in the number of sales and marketing personnel, an increase in the amount of sales commissions associated with increased revenue and an increase in promotional spending.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses increased 62% to $2,083,000 in the six months ended June 30, 1996 compared to $1,287,000 in the six months ended June 30, 1995, but decreased as a percentage of total revenue to 7.2% from 7.4%. This increase in general and administrative expenses was primarily due to an increase in the number of financial and administrative personnel required to build and maintain an infrastructure to support the Company's growth.

     DIVIDEND AND INTEREST INCOME. Dividend and interest income increased 27% to $903,000 in the six months ended June 30, 1996 compared to $711,000 in the six months ended June 30, 1995. The increase is due to an increase in the average cash balance invested during the six months ended June 30, 1996, which was primarily due to higher cash generated by operations.

     PROVISION FOR INCOME TAXES. The provision for income taxes was $2,432,000 in the six months ended June 30, 1996 and $1,144,000 in the six months ended June 30, 1995 representing 35% and 30% of pretax income, respectively. The provision for the six months ended June 30, 1995 was lower than the six months ended June 30, 1996 due primarily to tax benefits resulting from the utilization of research and development tax credits.

LIQUIDITY AND CAPITAL RESOURCES

     The Company currently meets its cash requirements through cash provided by operations. On May 13, 1994, the Company received net proceeds of approximately $21,402,000 relating to the initial public offering ( the "IPO") of 3,940,000 shares of common stock (adjusted for the two-for-one stock split effective September 18, 1995). The Company has used the proceeds for general corporate purposes, including working capital.

     The Company's financial position remained strong as its cash position, consisting of cash, cash equivalents, and short-term investments, was approximately $47,111,000 at June 30, 1996 versus $41,099,000 at December 31, 1995. Net cash provided by operations totaled $7,457,000 and $3,860,000 for the six months ended June 30, 1996 and 1995, respectively. Net cash provided by operations for the six months ended June 30, 1996 consisted principally of net income, adjusted for the tax benefit derived from the exercise of certain stock options, increased depreciation and amortization and deferred revenue, offset by growth in accounts receivable (reflecting a slightly increased Days Sales Outstanding as well as increased revenue levels) and a decrease in income taxes payable.

     The Company utilized $3,418,000 and $1,854,000 of net cash for investing activities for the six months ended June 30, 1996 and 1995. Net cash used for investing activities consists of the amount utilized for the purchase of available-for-sale securities and for the purchase of property and equipment, principally computers and related software, offset by the proceeds from the sale of available-for-sale securities. For the six months ended June 30, 1996, the Company utilized $2,886,000 for purchases of property and equipment as compared to $1,237,000 for the six months ended June 30, 1995. The increase is primarily due to costs related to the increase in the Company's employee base. As of June 30, 1996, the Company had no material commitments for capital expenditures. The purchase and sale of available-for-sale securities represents the investment of the Company's excess funds in both taxable and tax-exempt short-term investments. The investment of excess funds consists mainly of municipal bonds, money market funds and short-term commercial paper. As of June 30, 1996, all of these investments have been classified as available-for-sale securities as defined by Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities".

     Net cash provided by financing activities totaled $1,552,000 and $371,000 for the six months ended June 30, 1996 and 1995, consisting of the proceeds from stock option exercises partially offset by the purchase of treasury stock during the six months ended June 30, 1995.

     As of June 30, 1996, the Company had working capital of $38,940,000 compared with working capital of $32,674,000 at December 31, 1995. The Company does not have a bank line of credit.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

     From time to time, information provided by the Company or statements made by its employees may contain "forward-looking" information which involves risk and uncertainties. The Company's actual future results may differ significantly from those stated in any forward-looking statements. Factors that may cause such differences include, but are not limited to, the factors discussed below as well as the accuracy of the Company's internal estimates of revenue and operating expense levels. Each of these factors, and others, are discussed from time to time in the Company's Securities and

Exchange Commission filings, including, with respect to the Risk Factors relating to the proposed merger transaction with Pure Software Inc., the Company's Prospectus/Joint Proxy Statement dated July 26, 1996.

     The Company's future results are subject to substantial risks and uncertainties. The Company currently derives substantially all of its revenue from licenses of ClearCase and related products and services. As a result, any factor adversely affecting sales of ClearCase would have a material adverse effect on the Company. In addition, broad market acceptance of the Company's products, including acceptance in markets characterized by greater usage of the Windows and Windows NT operating systems, is critical to the Company's future success. The Company believes that factors affecting the ability of the Company's products to achieve broad market acceptance include: product performance, price, ease of adoption and displacement of existing approaches. The application development software industry is extremely competitive and is subject to rapid technological change, frequent new product introductions and evolving domestic and international industry standards that may render existing products and services obsolete. To be successful in the future, the Company must respond promptly and effectively to the challenges of technological change and its competitors' innovations by continually enhancing its current products and developing new products on a timely basis. The Company expects to confront new competitors as it introduces new products and expands into the Windows and Windows NT markets and into new markets. Certain current and potential competitors of the Company are more established, benefit from greater market recognition and have substantially greater financial, development and marketing resources than the Company. Competitive pressures or other factors, including entry into new markets, may result in significant price erosion that could have a material adverse effect on the Company's results of operations.

     The Company believes that its operating results could vary significantly from quarter to quarter. The Company's license fee revenue in any quarter is substantially dependent on orders booked and shipped in that quarter. The timing of license fee revenue is influenced by a number of factors, including: the timing of individual orders and shipments of its products, seasonal customer buying patterns, changes and delays in product development, and the amount and timing of sales and marketing expenditures. Because the Company's operating expenses are based on anticipated revenue levels and a high percentage of the Company's expenses are relatively fixed in the short term, variations in the timing of recognition of revenue can cause significant fluctuations in operating results from quarter to quarter and may result in unanticipated quarterly earnings shortfalls or losses. In such event, the price of the Company's common stock would likely be materially adversely affected.

                             ATRIA SOFTWARE, INC.



                           PART II-OTHER INFORMATION


ITEM   4.   Submission of Matters to Vote of Securityholders
            ------------------------------------------------

       At the Annual Meeting of Stockholders (the "Annual Meeting") held on May 1, 1996, the stockholders of the Company, entitled to vote thereat, approved:

       (i) the election of two Class II Directors. The following table sets forth each Class II Director elected at the Annual Meeting (with vote results) and each Director whose term of office extended beyond the Annual Meeting:

                                                          Year Term
       Name                          Class                Will Expire               For                  Withheld
       ----------------------------------------------------------------------------------------------------------
       Paul H. Levine                I                    1998                        --                   --
       Robert D. Pavey               I                    1998                        --                   --
       Paul J. Ferri                 II                   1999                      10,622,901           78,692
       David A. Litwack              II                   1999                      10,631,686           69,907
       Gardner C. Hendrie            III                  1997                        --                   --
       Louis J. Volpe                III                  1997                        --                   --

       (ii) by vote of 10,350,724 shares of Common Stock in favor, 342,425 shares opposed, 8,444 shares abstaining and 300 broker non-votes, to amend the Restated Articles of Organization of the Company to increase the number of authorized shares of Common Stock, par value $.01 per share, of the Company from 25,000,000 to 50,000,000 shares.

       (iii) by vote of 5,723,067 shares of Common Stock in favor, 3,968,906 shares opposed and 11,880 shares abstaining and 998,040 broker non-votes, to amend the Company's 1994 Stock Plan (the "1994 Plan") to eliminate the "evergreen" provision from the 1994 Plan effective as of January 2, 1999 rather than January 2, 2004 and to increase the "evergreen" provision of the 1994 Plan during the applicable period from two percent (2%) to four percent (4%).


Item   6.      Exhibits and Reports on Form 8-K.
               ---------------------------------

       (a)     Exhibits:
               ---------

               27.  Financial Data Schedule

       (b)     Current Report on Form 8-K:
               ---------------------------

               June 6, 1996 - Item 5 - Other Events - Reporting that the Company had entered into an Agreement and Plan of Merger with Pure Software Inc., a Delaware corporation and CST Acquisition Corporation, a Massachusetts corporation and wholly-owned subsidiary of Pure Software Inc.

                             ATRIA SOFTWARE, INC.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 9, 1996                Atria Software, Inc.

                                     By: /s/ Paul H. Levine
                                         -------------------------------
                                          President and Chief Executive
                                          Officer




                                     By: /s/ Elliot M. Katzman
                                         -------------------------------
                                          Elliot M. Katzman
                                          Vice President, Finance and
                                          Administration, Chief Financial
                                          Officer and Treasurer (Principal
                                          Financial Officer)